Form 10-K
period 2001-06-30
WESTPAC SECURITISATION MGT PTY LTD SERIES 1999-1G WST TRUST
filed 2001-09-27
CIK 1159443

6

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2001

                          or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
_______________________________ to
______________________


Commission file number  333 -64199

     Westpac Securitisation Management Pty Limited
        In its capacity as trust manager of the
               Series 1999-1G WST Trust
       Australian Business Number 73 081 709 211
     (Exact name of registrant as specified in its
                       charter)


              New South Wales, Australia
   (State or other jurisdiction of  incorporation or
                     organization)


98-0181944
---------------
(I.R.S. Employer Identification No.)


Level 25, 60 Martin Place, Sydney, NSW 2000,Australia
(Address of principal executive offices)  (Zip Code)


                    +612 9284 8816
  Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X     No

The information required for some items in Form 10-K is "not applicable" to the Trust or the Trust
Manager. As used in this Annual Report files on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission's Staff with respect to substantially similar certificates and trusts that file annual reports on Form 10-K.

Table of Contents

Part I

 - Item 1. Business
 - Item 2. Properties
 - Item 3. Legal Proceedings
 - Item 4. Submission of Matters to a Vote of
Security Holders

Part II

 - Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
 - Item 6. Selected Financial Data
 - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
 - Item 7A. Quantitative and Qualitative Disclosures
About Market Risk
 - Item 8. Financial Statements and Supplementary
Data
 - Item 9. Changes in and Disagreements With
Accountants on Accounting and Financial Disclosure

Part III

 - Item 10. Directors and Executive Officers of the
Registrant
 - Item 11. Executive Compensation
 - Item 12. Security Ownership of Certain Beneficial
Owners and Management
 - Item 13. Certain Relationships and Related
Transactions

Part IV

 - Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


PART I

Item 1. Business.
This Annual Report on Form 10-K relates to the
Series 1999-1G WST Trust (the "Trust") and the Class
A and Class B Mortgage Backed Floating Rates Notes,
Series 1999-1G (the "Notes") issued pursuant to the Note Trust Deed dated as of May 13, 1999, between
Westpac Securities Administration Limited, as
Trustee (the "Issuer Trustee"); Westpac
Securitisation Management Pty Limited (the "Trust
Manager") as trust manager; and Citibank, London
Office, as Principal Paying Agent. Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Notes.
The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-11 (File No.
333-64199) (the "Registration Statement").
Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties
The Registrant and the Trust do not have any physical properties. Accordingly, this item is not applicable.

Item 3. Legal Proceedings.
The Trust Manager knows of no material legal proceedings involving any Trust, the Trust Manager, the Servicer or the Issuer Trustee which were pending as of June 30, 2001, or as of the date of this report.

Item 4. Submission of Matters to a Vote of Security
Holders
No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters
The Notes are not traded on any nationally recognised exchange in the United States. The Notes are listed and exchanged on the London Stock
Exchange. Since the Trust pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99.1 for information with respect to distributions to Noteholders.

Item 6. Selected Financial Data.
The regular quarterly Noteholders Reports, which is required to be included with each quarterly distribution of the Trusts assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note
Trust Deed to be reported to Noteholders.
The Noteholders Reports for the Payment Dates in November,
2000, February, 2001, May, 2001 and August, 2001 are incorporated herein by reference and aggregated totals for the fiscal year are incorporated herein as Exhibit
No. 99.1.
The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation
Because of the limited business activity of the Trust, the presentation of Managements Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Noteholders Reports (filed under Current Reports on Form 8-K) as described above.

Item 7A. Quantitative and Qualitative Disclosures About
Market Risk
Currency Exchange Control Risk
Interest and principal payments to holders of Notes are paid in United States dollars ("U.S. dollars").
However payments on the Housing Loans are received by the Issuer Trustee, in Australian dollars, in Australia (the "Collections"). Pursuant to certain swap agreements (the "Swap Agreements") the Issuer
Trustee is required to pay a portion of the Collections to certain swap counterpartys (the
"Currency Swap Providers") who in turn pays ("Swap
Currency Exchange"), at the direction of the Issuer
Trustee, U.S. dollars to the Noteholders, (the
"Currency Swap").  It is possible that in the future
Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the Collections for U.S.
dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Provider under the Currency
Swap, the Currency Swap Provider is only required to pay the U.S. dollar equivalent of the amounts it actually receives. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Notes.

Under temporary Australian foreign exchange controls, which may change in the future, payments by an Australian resident to, or on behalf of the following payees may only be made with Reserve Bank of Australia approval:

-  the Government of Iraq or its agencies or nationals;
- the authorities of the Federal Republic of Yugoslavia (Serbia and Montenegro) or its agencies, who are not residents of Australia;
- the Government of Libya or any public authority or controlled entity of the Government of Libya, including any commercial, industrial or public utility undertaking owned or controlled by the Government of Libya or by a public authority of Libya;
- the Taliban (also known as the Islamic Emirate of Afghanistan) or any undertaking owned or controlled, directly or indirectly, by the Taliban; or
- the National Union for Total Independence of Angola as an organization, senior officials of UNITA or adult members of the immediate families of senior officials of UNITA.

Currency Exchange Risk.
Interest and principal on the Notes is payable in U.S. dollars and the Trust's primary source for funding its payments on the Notes is its Collections on the Housing Loans, which will be sourced in Australian dollars. If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favourable to the Trust than when the currency swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Notes, even though the delinquency and loss experience on the Housing Loans may be acceptable.

Item 8. Financial Statements and Supplementary Data
As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially
"pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the residential mortgage loans. The only material items of "expense" for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The
Noteholders Reports (filed under Current Reports on Form
8-K) provide complete information on the amounts of the "income" and "expenses" of the Trust.

Item 9. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure
none.

PART III

Item 10. Directors and Executive Officers of the Registrant
Since the Trust will not have any directors or executive officers, this item is not applicable.

Item 11. Executive Compensation
Since the Trust will not have any directors or executive officers, this item is not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.
All of the Class A Noteholders maintained their security positions with the Depository Trust Company. While some of the Noteholders security positions in the Trust may exceed 5% of the outstanding amount of the Notes, such Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13. Certain Relationships and Related Transactions
The Registrant received Trust Manager Fee payments from the
Trust in accordance with the terms of the Master Trust Deed and the Series Notice.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
on Form 8-K
	(a) (1) and (2):
Incorporated herein as Exhibit 99.1 are the aggregate totals of the Noteholders Reports to the Trust for the fiscal year ended June 30, 2001. Copies of the Custodial Services Audit Report and Officers Certificate of Compliance are attached hereto and are incorporated herein by reference as Exhibit No. 99.2 and Exhibit No. 99.3, respectively.
	(a) (3)  EXHIBITS
Designation	Description	             Method of Filing
Exhibit 99.1	Aggregate Totals for Fiscal Year        99.1
Exhibit 99.2	Custodial Services Audit Report	        99.2
Exhibit 99.3	Officers Certificate of Compliance	99.3

        (b) On November 28, 2000, March 2, 2001, May 22,
2001 and August 22, 2001 reports on form 8-K were filed by the company during the preceding fiscal year in order to provide the statements for quarterly distributions to the noteholders. No other reports on form 8-K have been filed during the last fiscal year covered by this report.

Documents incorporated by reference
 Form 8-K for the November 20, 2000 Payment Date
 Form 8-K for the February 21, 2001 Payment Date
 Form 8-K for the May 21, 2001 Payment Date
 Form 8-K for the August 20, 2001 Payment Date

Exhibit 99.1

        AGGREGATE TOTALS FOR THE FISCAL YEAR
     NOTEHOLDERS REPORT - SERIES 1999-1G WST TRUST

Housing Loan Collection Period  10-Aug-00 to 09-Aug-01
                              (inclusive)   (inclusive)
Days in Collection Period         365
Coupon Period                   21-Aug-00 to 20-Aug-01
                              (inclusive)   (exclusive)
Days in Coupon Period            364

3 month BBSW (average)        5.6736%
3 Month USD-LIBOR (average)   5.5957%

Foreign Exchange Rate         0.6550

				      AUD

Available Income               64,597,115
Total Available Funds          64,597,115
Accrued Interest Adjustment             0
Redraws Made                   97,370,386
Redraw Shortfall                        0
Redraw Facility Draw                    0
RFS Issued This Period                  0
Trust Expenses                  2,709,183
Total Payment                  57,202,924
Payment Shortfall                       0
Principal Draw This Period              0
Total Principal Draws Outstanding       0
Gross Principal Collections   365,265,028
Principal Collections         267,894,641
Excess Available Income         7,394,191
Excess Collections Dist.        7,394,191
Liquidity Shortfall                     0
Liquidity Net Draw / (Repayment)
this period                             0
Remaining Liquidity Shortfall           0
Liquidation Loss                        0
Principal Charge Offs                   0
Prepayment Benefit Shortfall       48,903
Average Daily Balance         807,398,482
Subordinated Percentage           4.3481%
Initial Subordinated Percentage   2.4400%
Average Yearly Percentage         0.3954%

Stated Amount - AUD Equiv.  Percentage  Forex %    Chargeoffs
Class A    637,824,010.90   95.18939%  1.00000
Class B     33,750,000.00    4.81061%
RFS                  0.00    0.00000
TOTAL      671,574,010.90  100.00000% 100.00000%

Stated Amount - USD               Bond Factor
Class A      417,774,727.14        0.4726493          0.00
Class B       22,106,250.00        1.0000000          0.00
RFS                    0.00        0.00               0.00
TOTAL        439,880,977.14        0.4726493          0.00

                                           $A
Scheduled principal                     21,742,201
Unscheduled principal                  246,146,168
                                    ---------------
Principal Collections                  267,888,369
                                    ---------------

Fixed Interest Rate Housing Loan       156,946,789
Variable Rate Housing Loans            514,627,222
                                    ---------------
                                       671,574,011
                                    ---------------

Exhibit 99.2


           PRICEWATEHOUSECOOOPERS LETTERHEAD


Westpac Securities Administration Limited
4th Floor, Endeavour House
50 Pitt Street
SYDNEY, NSW 2000
Attention: Mr Robert Hamilton

The Mortgage Company Pty Limited
25 Pierson Street
LOCKLEYS SA 5032
Attention: Mr Mike Dilworth


Dear Sirs

Scope

We have audited the control procedures of The
Mortgage Company Pty Limited (the "Servicer") in relation to its role as custodian as at 16 February 2001 in order to express an opinion about their effectiveness based upon the requirements of Clause 3.3 of the Westpac
Securitisation Trusts ("WST") Servicing Agreement
(the " Agreement").

The control procedures operating in relation to the Series 1999-1 G WST Trust were audited as part of the overall custody audit of the WST Securitisation Program.

Unless otherwise defined, terms and phrases have the same definition as those appearing in the WST Transaction Documents.

The criteria required by Schedule 2 of the Agreement are that:

1. the custodial duties and responsibilities of the Servicer, as outlined in Section 3 of the Agreement, are met;

2.   the Relevant Documents are capable of
  identification, segregated by reference to the relevant Portfolio of Receivables and from other mortgage title documents held by the Servicer;

3. the Relevant Documents may not be removed or tampered with except with appropriate authorisation; and

4. an appropriate tracking system is in place such that the location of the Relevant
Documents can be detected at any time.

The Servicer, under the delegation of the Trustee, is responsible for maintaining an effective internal control structure for the custodial operations of Series 1999-1 G WST
Trust. We have conducted an independent audit of the control procedures in order to express an opinion on them to the Trustee and the Servicer .

Our audit of the control procedures has been conducted in accordance with Australian
Auditing Standard AUS 810 "Special Purpose Reports on the Effectiveness of Control
Procedures" and accordingly included such tests and procedures as we considered necessary in the circumstances. These procedures have been undertaken to form an opinion whether in all material respects, the control procedures in relation to the Servicer's role as custodian were adequately designed so as to achieve the criteria referred to above, and were operating effectively at the time of our audit.

This report has been prepared for distribution to the Trustee and the Servicer for the purpose of monitoring the Servicer's custodial role.
We disclaim any assumption of
responsibility for any reliance on this report to any person other than those mentioned, or for any purpose other than that for which it was prepared.

Inherent Limitations

Because of the inherent limitations of any internal control structure it is possible that errors or irregularities may occur and not be detected.
Further, the internal control structure, within which the control procedures that we have audited operate, has not been audited and no opinion is expressed as to its effectiveness.

An audit is not designed to detect all weaknesses in control procedures as it is not performed continuously throughout the period and the tests performed are on a sample basis.

Any projection of the evaluation of control procedures to future periods is subject to the risk that the procedures may become inadequate because of changes in conditions, or that the degree of compliance with them may deteriorate.

The audit opinion expressed in this report has been formed on the above basis.

Audit Opinion

In our opinion the Servicer maintained, in all material respects, effective control procedures in relation to the custodial operations of the WST Securitisation Program, which includes Series 1999-1G WST Trust, as at 16
February 2001 based on the criteria
referred to above.

  /s/   PricewaterhouseCoopers
--------------------------------------
PricewaterhouseCoopers
Chartered Accountants

  /s/   MJ Codling
-----------------------

Partner
 Sydney, 27 February 2001

Exhibit 99.3

     WESTPAC SECURITISATION MANAGEMENT PTY LIMITED
          OFFICER'S CERTIFICATE OF COMPLIANCE

           The   undersigned  officer   of   Westpac
Securitisation  Management Pty  Limited,  a  company
organized  under  the  laws  of  New  South   Wales,
Australia ("WSM"), hereby certifies on behalf of WSM
and  on  his  own behalf for purposes of the  Series
1999-1G  WST  Trust Class A and  Class  B   Mortgage
Backed   Floating  Rate  Notes  (collectively,   the
"Notes"), as follows:

          1.    I am a duly appointed, qualified and
     acting Director of WSM;

          2.     I am duly authorized to execute and
     deliver this Officer's Certificate on behalf of WSM; and

          3.      To  the best of my knowledge,  the
     Issuer  Trustee    has    complied   with   all
     conditions  and covenants under the Transaction
     Documents, for the Series 1999-1G WST Trust issue of Notes for the period between July 1, 2000 and June 30, 2001.

          Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Note Trust Deed related to the above-referenced issue of Notes.

          IN WITNESS WHEREOF, I have signed my name as of September 18, 2001



                                   /s/ Andrew Smith
                                    ----------------
                                 By:   Andrew Smith

                                            Director
                   Westpac Securitisation Management
                                        Pty  Limited


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Westpac Securitisation Management Pty Limited
____________________________________________________

By /s/ Peter Walden  - Director
____________________________________________________
September 18, 2001


Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Andrew Smith - Director
____________________________________________________
September 18, 2001


By /s/ Phil Chronican - Director
____________________________________________________
September 18, 2001