Form 10-K
period 2003-06-30
WESTPAC SECURITISATION MGT PTY LTD SERIES 1999-1G WST TRUST
filed 2003-09-30
CIK 1159443

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2003

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


Level 25, 60 Martin Place, Sydney, NSW 2000,
  Australia
(Address of principal executive offices)
(Zip Code)


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

Part IV

 - Item 14. Exhibits, Financial Statement
   Schedules, and Reports on Form 8-K


PART I

Item 1. Business.
This Annual Report on Form 10-K relates to the
Series 1999-1G WST Trust (the "Trust") and the
Class A and Class B Mortgage Backed Floating
Rate Notes, Series 1999-1G (the "Notes") issued pursuant to the Note Trust Deed dated as of May 13, 1999, between Westpac Securities
Administration Limited, as Trustee
the "Issuer Trustee"); Westpac Securitisation
Management Pty Limited (the "Trust Manager") as trust manager; and Citibank,London Office, as Principal Paying Agent. Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Notes.
The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-11
(File No. 333-64199) (the "Registration Statement").
Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties
The Registrant and the Trust do not have any physical properties. Accordingly, this item is not applicable.

Item 3. Legal Proceedings.
The Trust Manager knows of no material legal proceedings involving any Trust, the Trust Manager, the Servicer or the Issuer Trustee which were pending as of June 30, 2003, or as of the date of this report.

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

Item 6. Selected Financial Data.
The regular quarterly Noteholders Reports, which is required to be included with each quarterly distribution of the Trusts assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders. The Noteholders
Reports for the Payment Dates in November,
2002, February, 2003, May, 2003 and August, 2003
are incorporated herein by reference and aggregated totals for the fiscal year are incorporated herein as Exhibit No. 99.1.
The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

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

Under temporary Australian foreign exchange controls, which may change in the future, buying, borrowing, selling, lending or exchanging foreign currency (where the transaction relates to property, securities or funds) by an Australian resident to, or on behalf of the following payees is subject to restrictions:

-  the previous Iraqi regime;
-  ministers and senior officials of the
   Government of Zimbabwe;
- certain persons including specified supporters of the former Milosevic regime;

Approval of the Reserve Bank of Australia is required for certain large transactions
( i.e greater than A$100,000)
by or on behalf of:

- the Embassy of the Federal Republic of Yugoslavia;
- the consulate-General of the Federal
  Republic of Yugoslavia; and
- the National Bank of Yugoslavia;

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

Item 12. Security Ownership of Certain Beneficial
Owners and Management.
The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Notes or Class B Notes; (ii) the principal amount of the Class of Notes owned by each, if known, and
(iii) the percent that the principal amount of the Class of Notes owned represents of the outstanding principal amount of the Class of Notes.
The information set forth in the table is based upon information obtained by the Trust Manager from the Trustee and from The Depository Trust
Company as of August 27, 2003. The Trust Manager is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Amount Owned
All dollar amounts are
in thousands

Name and Address
 Principal
 Percent

Class A Noteholders

Bank of New York
One Wall Street
New York,NY 10286

$9,639
 5.37%

Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

 $35,589
 19.82%

Citibank, N.A.
3800 Citicorp Center Tampa
Tampa, FL 33610-9122

 $12,595
 7.01%

Deutshe Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211

 $40,893
 22.77%

Harris Trust and Savings Bank
11 W.Monroe Street
Chicago, IL 60603

 $13,889
 7.74%

JPMorgan Chase Bank
14201 Dallas Pkwy
Dallas, Tx 75254

 $27,477
 15.30%

State Street Bank and Trust Company
1776 Heritage Drive
Quincy, Ma 02171

 $33,208
 18.49%

Class B Noteholders

State Street Capital Pty Limited
Level 38
88 Phillip Street
Sydney NSW Australia 2000

 $18,056 AUD
 100.00%

Item 13. Certain Relationships and Related
Transactions The Registrant received Trust
Manager Fee payments from the Trust in
accordance with the terms of the Master Trust
Deed and the Series Notice.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
	(a) (1) and (2):
Incorporated herein as  Exhibit 31 is the Civil
Certification from Principal Financial Officer.
Aggregate totals of the Noteholders Reports to the Trust for the fiscal year ended June 30, 2003, Copies of the Independent Auditors Annual Sericer
Compliance Certificate, Custodial Services Audit Report and The Mortgage Company's Officers Certificate of Compliance are attached hereto and are incorporated herein by reference as Exhibit
No. 99.1, Exhibit No. 99.2, Exhibit No. 99.3 and
Exhibit No. 99.4, respectively.

	(a) (3)  EXHIBITS
Designation Description	       Method of Filing
Exhibit 31   Section 302 Certification      31
Exhibit 99.1 Aggregate Totals for Fiscal
             Year                         99.1
Exhibit 99.2 Independent Auditor's Annual
             Servicer Compliance
             Certificate                  99.2
Exhibit 99.3 Custodial Services
             Audit Report                 99.3
Exhibit 99.4 Officers Certificate of
             Compliance                   99.4

        (b) On November 29, 2002, February 19,
2003, May 20, 2003 and August 28, 2003 reports on form 8-K were filed by the company during the preceding fiscal year in order to provide the statements for quarterly distributions to the noteholders. No other reports on form 8-K have been filed during the last fiscal year covered by this report.

Documents incorporated by reference
 Form 8-K for the November 19, 2002 Payment Date
 Form 8-K for the February 19, 2003 Payment Date
 Form 8-K for the May 19, 2003, Payment Date
 Form 8-K for the August 19, 2003 Payment Date

Exhibit 31

SECTION 302 CERTFICATION

SERIES 1999-1G WST TRUST

I, Peter Walden, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Series 1999-1G WST Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports.

4.Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5.The reports disclose all significant
deficiencies relating to the servicers
compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single
Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
EDS (Business Process Administration) Pty
Limited and PriceWaterhouseCoopers.


Signature: /s/ Peter Walden

	_____________________________
	18 September 2003

Title: Principal Financial Officer
Westpac Securitisation Management Pty Limited

Exhibit 99.1

       AGGREGATE TOTALS FOR THE FISCAL YEAR
 NOTEHOLDERS REPORT - SERIES 1999-1G WST TRUST

Date of Report- Determination Date 13-Aug-03

Housing Loan Collection Period
                  10-Aug-02 to 09-Aug-03
                 (inclusive) (inclusive)
Days in Collection Period      365
Coupon Period     19-Aug-02 to 19-Aug-03
                 (inclusive)   (exclusive)
Days in Coupon Period          365

3 month BBSW (average)        4.8393%
3 Month USD-LIBOR (average)   1.4529%

Foreign Exchange Rate         0.6550

				      AUD

Available Income               25,679,278
Total Available Funds          25,679,278
Accrued Interest Adjustment             0
Redraws Made                   65,672,613
Redraw Shortfall                        0
Redraw Facility Draw                    0
RFS Issued This Period                  0
Trust Expenses                  1,269,228
Total Payment                  22,706,332
Payment Shortfall                       0
Principal Draw This Period              0
Total Principal Draws Outstanding       0
Gross Principal Collections   214,304,741
Principal Collections         148,632,128
Excess Available Income         2,972,947
Excess Collections Dist.        2,972,947
Liquidity Shortfall                     0
Liquidity Net Draw / (Repayment)
this period                             0
Remaining Liquidity Shortfall           0
Liquidation Loss                        0
Principal Charge Offs                   0
Prepayment Benefit Shortfall            0
Average Daily Balance         362,315,711
Subordinated Percentage           5.6041%
Initial Subordinated Percentage   2.4400%
Average Yearly Percentage         0.4109%

Stated Amount - AUD Equiv. Percentage Forex % Chargeoffs
Class A    274,136,922.88   94.39586% 1.00000
Class B     18,056,164.11    5.60414%
RFS                  0.00    0.00000
TOTAL      292,193,086.99 100.00000% 100.00000%

Stated Amount - USD            Bond Factor
Class A  179,559,684.48      0.2031448    0.00
Class B   11,826,787.49      0.5349975    0.00
RFS                0.00      0.00         0.00
TOTAL    191,386,471.97      0.2112419    0.00

                                         $A
Scheduled principal              14,869,248
Unscheduled principal           133,762,877
                            ---------------
Principal Collections           148,632,125
                            ---------------

Fixed Rate Housing Loan          58,814,034
Variable Rate Housing Loans     233,379,053
                            ---------------
                               292,193,087
                            ---------------
Exhibit 99.2

INDEPENDENT AUDITORS ANNUAL SERVICER
COMPLIANCE CERTIFICATE TO THE DIRECTORS
OF WESTPAC SECURITISATION MANAGEMENT PTY
LIMITED

SCOPE
We have reviewed Westpac Banking Corporation's
("WBC") and The Mortgage Company Pty Limited's
("TMC" and WBC and TMC each a "Servicer") activities for the purpose of determining its compliance with the servicing standards contained in the agreement between:

-Westpac Banking Corporation as servicer, Westpac
 Securities Administration Limited as Trustee and
 Westpac Securitisation Management Pty Limited as Trust Manager dated 12 March 2002, as amended
 (the 2002 Servicing Agreement);

- Westpac Banking Corporation, Westpac Securities
  Administration Limited as Trustee and The
  Mortgage Company Pty Limited as servicer dated
  18 February 1997, as amended ( the "1997
  Servicing Agreement");

( each a "service agreement"), respectively attached as Appendix 1A and Appendix IB, in relation to the Series 1998-1G WST Trust, Series 1999-1G WST Trust and Series 2002-1G WST
Trust for the year ended 30 June, 2003, in accordance with the statement by Division of Corporation Finance of the Securities and Exchange Commission dated 21 February 2003, and our engagement letter dated 3 September 2003.

We have reviewed the servicing standards contained in the Servicing Agreement to enable us to report on whether those servicing standards are similar to those contained in the Uniform Single
Attestation Program for Mortgage Bankers (USAP), attached as Appendix 2, which establishes a minimum servicing standard for the asset backed securities market in the United States of America. No equivalent of the USAP exists in Australia.

Management of the Servicer are responsible for maintaining an effective internal control structure including internal control policies and procedures relating to the servicing of mortgage loans.
We have conducted an independent review of the servicing standards included in Appendix 1, in order to express a statement on the Servicers compliance with them.

Our review of the servicing standards has been conducted in accordance with Australian Auditing
Standards applicable to performance audits and accordingly included such tests and procedures as we considered necessary in the circumstances.
In conducting our review we have also had regard to the guidance contained in the USAP. These procedures have been undertaken to enable us to report on whether anything has come to our attention to indicate that there has been significant deficiencies in the Servicers compliance with the servicing standards contained in the Servicing Agreement for the year ended
30 June 2003.

Our review did not include an assessment of the adequacy of the servicing standards themselves.

This statement has been prepared for the use of Westpac Securitisation Management Pty Limited as at 30 June 2003 in accordance with the requirements of the statement by the Division of Corporation Finance of the Securities and Exchange Commission dated 21 February 2003 and the engagement letter dated 3 September 2003.
We disclaim any assumption of responsibility for any reliance on this review statement, to any person other than Westpac Securitisation
Management Pty Limited, Westpac Banking Corporation and The Mortgage Company Pty Limited.

STATEMENT

Based on our review:

- Nothing has come to our attention to indicate
  That there has been any significant deficiencies in WBC's compliance with the servicing standards contained in the Servicing Agreement attached as Appendix 1A, in respect of the Series 2002-1G
  WST Trust for the year ended 30 June 2003; and

- Nothing has come to our attention to indicate that there has been any significant deficiencies in TMC's compliance with the servicing standards contained in the Servicing Agreement attached as Appendix 1B, in respect of the Series 1998-1G and the Series 1999-1G WST Trust.

- The servicing standards contained in Appendix 1 are similar to the minimum servicing standards contained in the Uniform Single Attestation
  Program for Mortgage Brokers.



PARTNER
PRICEWATERHOUSECOOPERS



DH Armstrong                      Sydney
Partner                      15 September 2003


Appendix 1B

Servicing Undertakings
The Servicer undertakes that at all times during the Term it will:

(a) (notice of default)
    give notice in writing to the trustee and the Designated Rating Agency of it becoming aware of the occurrence of any Servicer Transfer Event;

(b) (compliance with law)
     (i) maintain in effect all qualifications, consents, licenses, permits, approvals, exemptions,filings and registrations as may be required under any applicable law in order properly to service the Receivables and Receivable Securities and to perform or comply with its obligations under this Agreement; and
    (ii) comply with all Laws in connection with servicing the Receivables and Receivable
         Securities where failure to do so would
         have an Adverse Effect;

(c) (Collections)
     (i) in relation to Receivables of which
         Westpac is the legal owner, on request
         from Westpac, assist Westpac to collect
         all moneys due under those Receivables
         and the Receivable Securities; and
    (ii) in relation to Receivables of which the Trustee is the legal owner, collect all moneys due under those Receivables and Receivables Securities,in accordance with the standards specified in Clause 2.2, and pay them into the relevant Collections
         Account not later than the time that
         Westpac would be required to do so under Clause 6.

(d) (Material Default)
     if a Material Default occurs in respect to a Receivable, take such action in accordance with the Servicer's normal enforcement procedures to enforce the relevant Receivable and the Receivable
     Security to the extent that the Servicer determines that enforcement procedures should be taken;

(e) (Insurance Policies)
    (i) act in accordance with the terms of any Mortgage Insurance Policies;
   (ii) not do or omit to do anything which could be reasonably expected to prejudicially affect or limit its rights or the rights of the Trustee under or in respect of a Mortgage Insurance Policy to the extent those rights relate to a Receivable and the Receivable Security;
  (iii) promptly make a claim under any Mortgage
        Insurance Policy when it is entitled to
        do so; and promptly notify the Trust
        Manager then each such a claim is made.

(f) (no Security Interests)
    not consent to the creation or existence of any Security Interest in favour of a third party in relation to any Mortgaged Property in connection with a Receivable and the Receivable Security:

   (i) without limiting paragraph (f)(ii), unless priority arrangements are entered into with that third party under which the third party acknowledges that the Receivable and
       Receivable Security ranks ahead in priority to the third party Security Interest on enforcement for an amount not less than the Unpaid Balance of the Receivable plus such other amount as the Servicer determines in accordance with the Procedures
       Manual or its ordinary course of business; or
  (ii) which would rank before or pari passu with the relevant Receivable and Receivable Security;

(g) (release of debt or vary terms)
    not, except as required by Law, release
    an obligor from any amount owing in respect of a Receivable or otherwise vary or discharge any Receivable or Receivable Security or enter into any agreement or arrangement which has the effect of altering the amount payable in respect of a receivable or Receivable Security where it would have an Adverse Effect;

(h) (binding provisionsand orders of a competent authority) release any Receivable or Receivable Security, reduce the amount outstanding under or vary the terms of any Receivable or grant other relief to an obligor, if required to do so by any Law or if ordered to do so by a court, tribunal, authority, ombudsman or other entity whose decisions are binding on the Servicer.
     If the order is due to the Servicer breaching any applicable Law then the Servicer must indemnify the Trustee for any loss the Trustee may suffer by reason of the order. The amount of the loss is to be determined by agreement with the Trustee or failing this, by the Servicer's external auditors;

(i)  (other miscellaneous things)
     attend to the stamping and registration of all Relevant Documents for each Relevant Trust
     (includ-ing documents which became Relevant
     Documents)following any amendment, consolidation or other action, and in the case of any registration of any Mortgage that registration must result in the Mortgage having the ranking referred to in the relevant eligibility criteria in the Series Notice.In relation to any Mortgage that is not registered at the relevant
     Closing Date, the Servicer shall ensure that it is lodged for registration not later than 120 days after that Closing Date;

(j)  (setting the Interest Rate)
      (i) the Servicer shall set the interest rate on the Receivables in accordance with the requirements of the Series Notice; and
     (ii) subject to the relevant Series Notice, if the Trustee has perfected its title to the Receivables or Receivable Securities and the Trustee is entitled to vary the interest rate in accordance with the terms of the Receivables, the Servicer shall, in accordance with the terms of the Receivables, set and maintain the interest rate on the relevant
          Receivables at or above the relevant
          Threshold Rate as advised by the Trust
          Manager in accordance with the Master
          Trust Deed and the Series Terms and
          promptly notify the relevant Obligors;

(k) (notification)
          notify:
      (i) the Trustee and the Trust Manager of any event which it reasonably believes is likely to have an Adverse Effect promptly after becoming aware of such event; and
     (ii) the Trust Manager of anything else
          which the Trust Manager reasonably
          requires regarding any proposed
          modification to any Receivable or
          Receivable Security.

(l) (provide information and access on request) provide information reasonably requested by the Trustee or the Trust Manager, with respect to all matters relating to each Relevant Trust and the assets of the relevant
      Trust, and the Trustee or the Trust Manager believes reasonably necessary for it to perform its obligations under the relevant
      Transaction Documents, and upon
      reasonable notice and at reasonable times permit the Trustee to enter the Premises and inspect the Data Base in relation to each Relevant Trust and the Relevant Documents;

(m) (comply with other obligations)
      comply with all its obligations under any Transaction Document to which it is a party, where a failure to do so would result in an Adverse Effect;

(n) (pay taxes)
      subject to receiving payment from, or being reimbursed by, the relevant obligor or being indemnified by the Trustee, pay all Taxes that relate to the Services (other than any Tax on the income of a Trust) or ensure those Taxes are paid or where such Taxes are incurred due to the default or breach of duty by the Servicer;

(o) (not claim)
     not claim any Security Interest over any Asset;

(p) (availability of Data Base)
     make the Data Base that relates to the Services available for inspection by the Trustee at any reasonable time;

(q) (comply with Series Notice)
     comply with any undertaking specified as an additional Servicer undertaking in a relevant
     Series Notice, including, without limitation, providing the Trust Manager with any information referred to in that Series Notice;

(r) (insurances)
    ensure that the Premises are appropriately insured for fire and public risks,and that it has appropriate directors and officers insurance;

(s) (additional amounts)
     notify Westpac and the Trust Manager immediately of each request by an Obligor to borrow further moneys under or in relation to a Receivable or Receivable Security which is a "top-up" and which the servicer has approved; and

(t) (comply with Trust Back)
     apply any moneys it receives in relation to any Other Secured Liability in accordance with the relevant Trust Back in accordance with the directions of the Trustee.

Appendix  2

USAP (UNITED STATES)

Mortgage Principal, Interest and Amortization
Minimum Servicing Standards

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
   - be mathematically accurate;
   - be prepared within forty five (45) calendar days after the cutoff date;
   - be reviewed and approved by someone other than the person who prepared the reconciliation;
     and
   - document explanations for reconciling items.
     These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investors or a mortgagors account.
   (Suggested procedures for this MSS are located in the "Disbursements" Section below.)

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.To replace "a federally insured depository institution with an approved deposit taking institution with a stipulated rating from a rating agency

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.(Suggested procedures to test this MSS are located in the Mortgage Payments
   Section below.)

Mortgage Payments

Minimum Servicing Standards

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagors loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagors loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagors loan documents.

Disbursements

Minimum Servicing Standard

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagors or investors records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entitys funds and not charged to the mortgagor, unless the late payment was due to the mortgagors error or omission.

5. Amounts remitted to investors per the servicers investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

Investor Accounting and Reporting

Minimum Servicing Standard

The servicing entitys investor reports shall agree with, or reconcile to, investors records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Mortgage Loan Accounting

Minimum Servicing Standard

1. The servicing entitys mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider Mortgage loans can be taken out at a variable rate or fixed rate, nominated by the mortgagor. Any adjustments will be as stated in the mortgage loan document.

3. Escrow accounts shall be analyzed, in accordance with the mortgagors loan documents, on at least an annual basis. (Suggested procedures for this MSS are located in the Disbursements Section above).

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained from National FSI by contacting Medgine Bocage at (212) 773-2397.
   Suggested procedures for this MSS are located in the Disbursements Section above.)


Delinquencies

Minimum Servicing Standards

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly.
Such records shall describe the entitys activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

Insurance Policies

Minimum Servicing Standards

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in managements assertion.This type of representations are not given in Australia.
Certain non-rated servicing entities may have indemnity insurance.

Exhibit 99.3


           PRICEWATEHOUSECOOOPERS LETTERHEAD


Westpac Securities Administration Limited
4th Floor, Endeavour House
50 Pitt Street
SYDNEY, NSW 2000
Attention: Mr Robert Hamilton

The Mortgage Company Pty Limited
Level 25
60 Martin Place
Sydney NSW 2000
Attention: Mr Andrew Carriline


Dear Sirs

Scope

We have audited the control procedures of The Mortgage Company Pty Limited
(the "Servicer") in relation to its role as custodian as at February 2003 in order to express an opinion about their effectiveness based upon the requirements of Clause 3.3 of the Westpac Securitisation Trusts ("WST")
Servicing Agreement (the " Agreement").

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

5. the Security Packets contain the Relevant documents which the Series Terms indicate that they should ( including, as a minimum,The Receivable Security documents, and any certificate of Title if issued)Based on a review of a sample of Security Packets.

The Servicer, under the delegation of the Trustee, is responsible for maintaining an effective internal control structure for the custodial operations of Series 1999-1 G WST Trust. We have conducted an independent audit of the control procedures in order to express an opinion on them to the Trustee and the Servicer.

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

Findings

No errors were detected during our audit. On the basis of these findings and in accordance with schedule 2 of the agreement, we grade the custodial performance of the servicer as Good as defined in schedule 2 of the agreement i.e all control procedures and accuracy of information in respect of Relevant Documents completed without exception, other than immaterial and occasional variances.

Audit Opinion

In our opinion the Servicer maintained, in all material respects, effective control procedures in relation to the custodial operations of the WST Securitisation Program, which includes
Series 1999-1G WST Trust, as at  February
2003 based on the criteria referred to above.


  /s/   PricewaterhouseCoopers
--------------------------------------
PricewaterhouseCoopers
Chartered Accountants

  /s/   MJ Codling
-----------------------

Partner
 Sydney, 6 March 2003



Exhibit 99.4

  THE MORTGAGE COMPANY PTY LIMITED
   CERTIFICATE OF COMPLIANCE

OFFICERS CERTIFICATE OF COMPLIANCE

The undersigned, a duly authorised representative of The Mortgage Company, acting as Servicer (the Servicer), pursuant to the Servicing Agreement between Westpac Banking Corporation, Westpac Securities
Administration Limited as Trustee and The Mortgage
Company Pty Limited as Trust Manager dated
18 February 1997, as amended (the Agreement), certifies that:

1. As of the date hereof, The Mortgage Company Pty
   Limited is the Servicer of Series 1999-1G
   WST Trust.

2. A review of the activities of the Servicer during the calendar year ending 30 June 2003 and its performance under the pooling and servicing agreement or similar agreements has been made under my supervision.

3. Based on such review, to my knowledge and after making appropriate enquiries,the Servicer has fulfilled its obligations under the pooling and servicing agreement or similar agreements relating to the Trust throughout the financial year ended 30 June 2003, except as may be set forth in paragraph 4 below.

4. The following is a description of any exceptions to paragraph 3. above:
   None.

Capitalised terms used but not defined in this Officers Certificate have their respective meanings set forth in the Agreement, unless the context requires otherwise or unless otherwise defined in the Officers Certificate.

IN WITNESS WHEREOF, the undersigned has duly executed this Officers Certificate this 18th day of September, 2003.



              Authorised Signatory
       The Mortgage Company Pty limited



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The Mortgage Company Pty Limited
____________________________________________________


By /s/ Peter Walden - Director
____________________________________________________
 18 September 2003



Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Christopher Bannister - Director
____________________________________________________
 18 September 2003



By /s/ Philip Chronican - Director
____________________________________________________
 18 September 2003