Form 10-K
period 2004-06-30
WESTPAC SECURITISATION MGT PTY LTD SERIES 1999-1G WST TRUST
filed 2004-09-28
CIK 1159443

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2004

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

Item 3. Legal Proceedings.
The Trust Manager knows of no material legal proceedings involving any Trust, the Trust Manager, the Servicer or the Issuer Trustee which were pending as of June 30, 2004, or as of the date of this report.

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

Item 6. Selected Financial Data.
The regular quarterly Noteholders Reports, which is required to be included with each quarterly distribution of the Trusts assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders. The Noteholders
Reports for the Payment Dates in November,
2003, February, 2004, May, 2004 and August, 2004
are incorporated herein by reference and aggregated totals for the fiscal year are incorporated herein as Exhibit No. 99.1.
The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

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

The Australian laws that control and regulate or permit the control and regulation of a broad range of payments and transactions involving non-residents of Australia can be summarised as follows:

-Accounts of persons and entities identified by the Minister for Foreign Affairs as being associated with terrorism remain frozen, and transactions with these persons and entities prohibited, under Regulation 6A of the Charter of the United Nations (Terrorism and Dealings with Assets) Regulations 2002, made under the Charter of the United Nations Act 1945. Details of these Regulations, and the lists of persons and entities proscribed in terms of the Regulations, are published in the Commonwealth
Government Gazette and are available on the website of the Department of Foreign Affairs and Trade at www.dfat.gov.au/icat/.

-The United Nations Security Council Resolution 1483
(2003) was implemented by way of Notice from the Governor of the Reserve Bank of Australia pursuant to the Banking (Foreign Exchange) Regulations 1959 (Cth), and imposes a number of new measures intended to facilitate Iraqs reconstruction and rehabilitation, including obligations on UN Member States to freeze any financial assets of the previous Iraqi regime and to make such assets available for a Development Fund for Iraq.
Australias obligations under Resolution 1483 (2003) were implemented under the Iraq (Reconstruction and Repeal of Sanctions) Regulations, which commenced on 29 May 2003.

-Transactions involving individuals associated with the regime of former President of Yugoslavia Slobodan Milosevic and certain ministers and senior officials of the Government of Zimbabwe are prohibited without the specific approval of the Reserve Bank of Australia under the Banking
(Foreign Exchange) Regulations 1959 (Cth). The Reserve
Bank of Australia publishes changes to prohibited parties and variations in the restrictions on those parties from time to time in the Commonwealth Government Gazette.

-Transactions over A$100,000 involving the Embassy of the Federal Republic of Yugoslavia, the Consulate-General of the Federal Republic of Yugoslavia or the National Bank of Yugoslavia require prior approval from the Reserve Bank of Australia.

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

Item 12. Security Ownership of Certain Beneficial
Owners and Management.
The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Notes or Class B Notes; (ii) the principal amount of the Class of Notes owned by each, if known, and
(iii) the percent that the principal amount of the Class of Notes owned represents of the outstanding principal amount of the Class of Notes.
The information set forth in the table is based upon information obtained by the Trust Manager from the Trustee and from The Depository Trust
Company as of June 30, 2004. The Trust Manager is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Amount Owned
All dollar amounts are
in thousands

Name and Address
 Principal
 Percent

Class A Noteholders

Bank of New York
One Wall Street
New York,NY 10286

$7,005
 5.33%

BGI/IBT Co
Mcdaniel Koren
980 9th Street, 6th Floor
Sacramento CA, PA 95814

 $11,143
 8.49%


Harris Trust and Savings Bank
11 W.Monroe Street
Chicago, IL 60603

 $10,158
 7.74%

JPMorgan Chase Bank
14201 Dallas Pkwy
Dallas, Tx 75254

 $15,493
 11.80%

State Street Bank and Trust Company
1776 Heritage Drive
Quincy, Ma 02171

 $55,166
 42.01%

Mellon TR
525 William Penn Place
Suite 3418
Pittsburgh, PA 15259

 $25,945
 19.76%

Class B Noteholders

State Street Capital Pty Limited
Level 38
88 Phillip Street
Sydney NSW Australia 2000

 $13684 AUD
 100.00%

Item 13. Certain Relationships and Related
Transactions The Registrant received Trust
Manager Fee payments from the Trust in
accordance with the terms of the Master Trust
Deed and the Series Notice.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
	(a) (1) and (2):
Incorporated herein as  Exhibit 31 is the Civil
Certification from Principal Financial Officer.
Aggregate totals of the Noteholders Reports to the Trust for the fiscal year ended June 30, 2004, Copies of the Independent Auditors Annual Sericer
Compliance Certificate, Custodial Services Audit Report and The Mortgage Company's Officers Certificate of Compliance are attached hereto and are incorporated herein by reference as Exhibit
No. 99.1, Exhibit No. 99.2, Exhibit No. 99.3 and
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

Documents incorporated by reference
 Form 8-K for the November 19, 2003 Payment Date
 Form 8-K for the February 19, 2004 Payment Date
 Form 8-K for the May 19, 2004, Payment Date
 Form 8-K for the August 19, 2004 Payment Date

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


Signature: /s/ Peter Walden

	_____________________________
	22 September 2004

Title: Principal Financial Officer
Westpac Securitisation Management Pty Limited

Exhibit 99.1

       AGGREGATE TOTALS FOR THE FISCAL YEAR
 NOTEHOLDERS REPORT - SERIES 1999-1G WST TRUST

Date of Report- Determination Date 13-Aug-03

Housing Loan Collection Period
                  10-Aug-03 to 09-Aug-04
                 (inclusive) (inclusive)
Days in Collection Period      366
Coupon Period     19-Aug-03 to 19-Aug-04
                 (inclusive)   (exclusive)
Days in Coupon Period          366

3 month BBSW (average)        5.4883%
3 Month USD-LIBOR (average)   1.25813%

Foreign Exchange Rate         0.6550

				      AUD

Available Income               17,216,924.33
Total Available Funds          17,216,924.33
Accrued Interest Adjustment             0
Redraws Made                   49,017,956.06
Redraw Shortfall                        0
Redraw Facility Draw                    0
RFS Issued This Period                  0
Trust Expenses                  864,290.16
Total Payment                  15,343,532.62
Payment Shortfall                       0
Principal Draw This Period              0
Total Principal Draws Outstanding       0
Gross Principal Collections   145,718,780
Principal Collections         96,700,824.54
Excess Available Income         1,873,391
Excess Collections Dist.           1,873,391
Liquidity Shortfall                     0
Liquidity Net Draw / (Repayment)
this period                             0
Remaining Liquidity Shortfall           0
Liquidation Loss                        0
Principal Charge Offs                   0
Prepayment Benefit Shortfall            0
Average Daily Balance         236,378,906
Subordinated Percentage           5.6041%
Initial Subordinated Percentage   2.4400%
Average Yearly Percentage         0.0000%

                  Principal/100,000   Coupon/ 100,000/10,000

Class A      6,764.2752               240.0595   usd
Class B      1,605.7048               275.0129   aud

Stated Amount - AUD Equiv. Percentage Forex % Chargeoffs
Class A    182,855,351.67   94.39586% 1.00000
Class B     12,636,910.78    5.60414%
RFS                          0.00    0.00000
TOTAL      195,492,262.45 100.00000% 100.00000%

Stated Amount - USD            Bond Factor
Class A  119,770,255.34      0.1355020    0.00
Class B       8,277,176.56      0.3744270    0.00
RFS                0.00      0.00         0.00
TOTAL    128,047,431.90      0.0000000   0.00

                                         $A
Scheduled principal              11,260,285
Unscheduled principal           85,440,539
                             ---------------
Principal Collections           96,700,824
                             ---------------

Fixed Rate Housing Loan          38,982,090
Variable Rate Housing Loans     156,510,173
                              ---------------
                                195,492,262
                              ---------------
Exhibit 99.2

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

( each a "service agreement"), respectively attached as Appendix 1A and Appendix IB, in relation to the Series 1998-1G WST Trust, Series 1999-1G WST Trust and Series 2002-1G WST
Trust for the year ended 30 June, 2004, in accordance with the statement by Division of Corporation Finance of the Securities and Exchange Commission dated 21 February 2003, and our engagement letter dated 9 September 2004.

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

Our review of the servicing standards has been conducted in accordance with Australian Auditing
Standards applicable to performance audits and accordingly included such tests and procedures as we considered necessary in the circumstances.
In conducting our review we have also had regard to the guidance contained in the USAP. These procedures have been undertaken to enable us to report on whether anything has come to our attention to indicate that there has been significant deficiencies in the Servicers compliance with the servicing standards contained in the Servicing Agreement for the year ended
30 June 2004.

Our review did not include an assessment of the adequacy of the servicing standards themselves.

This statement has been prepared for the use of Westpac Securitisation Management Pty Limited as at 30 June 2004 in accordance with the requirements of the statement by the Division of Corporation Finance of the Securities and Exchange Commission dated 21 February 2003 and the engagement letter dated 9 September 2004.
We disclaim any assumption of responsibility for any reliance on this review statement, to any person other than Westpac Securitisation
Management Pty Limited, Westpac Banking Corporation and The Mortgage Company Pty Limited.

STATEMENT

Based on our review:

- Nothing has come to our attention to indicate
  That there has been any significant deficiencies in WBC's compliance with the servicing standards contained in the Servicing Agreement attached as Appendix 1A, in respect of the Series 2002-1G
  WST Trust for the year ended 30 June 2004; and

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



PARTNER
PRICEWATERHOUSECOOPERS



DH Armstrong                      Sydney
Partner                      22 September 2004


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

Exhibit 99.3


           PRICEWATEHOUSECOOOPERS LETTERHEAD


Westpac Securities Administration Limited
4th Floor, Endeavour House
50 Pitt Street
SYDNEY, NSW 2000
Attention: Mr Robert Hamilton

The Mortgage Company Pty Limited
Level 25
60 Martin Place
Sydney NSW 2000
Attention: Mr Andrew Carriline


Dear Sirs

Scope

We have audited the control procedures of The Mortgage Company Pty Limited
(the "Servicer") in relation to its role as custodian as at February 2004 in order to express an opinion about their effectiveness based upon the requirements of Clause 3.3 of the Westpac Securitisation Trusts ("WST")
Servicing Agreement (the " Agreement").

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

Audit Opinion

In our opinion the Servicer maintained, in all material respects, effective control procedures in relation to the custodial operations of the WST Securitisation Program, which includes
Series 1999-1G WST Trust, as at  February
2004 based on the criteria referred to above.


  /s/   PricewaterhouseCoopers
--------------------------------------
PricewaterhouseCoopers
Chartered Accountants

  /s/   MJ Codling
-----------------------

Partner
 Sydney, 16 March 2004



Exhibit 99.4

  THE MORTGAGE COMPANY PTY LIMITED
   CERTIFICATE OF COMPLIANCE

OFFICERS CERTIFICATE OF COMPLIANCE

The undersigned, a duly authorised representative of The Mortgage Company, acting as Servicer (the Servicer), pursuant to the Servicing Agreement between Westpac Banking Corporation, Westpac Securities
Administration Limited as Trustee and The Mortgage
Company Pty Limited as Trust Manager dated
18 February 1997, as amended (the Agreement), certifies that:

1. As of the date hereof, The Mortgage Company Pty
   Limited is the Servicer of Series 1999-1G
   WST Trust.

2. A review of the activities of the Servicer during the calendar year ending 30 June 2004 and its performance under the pooling and servicing agreement or similar agreements has been made under my supervision.

3. Based on such review, to my knowledge and after making appropriate enquiries,the Servicer has fulfilled its obligations under the pooling and servicing agreement or similar agreements relating to the Trust throughout the financial year ended 30 June 2004, except as may be set forth in paragraph 4 below.

4. The following is a description of any exceptions to paragraph 3. above:
   None.

Capitalised terms used but not defined in this Officers Certificate have their respective meanings set forth in the Agreement, unless the context requires otherwise or unless otherwise defined in the Officers Certificate.

IN WITNESS WHEREOF, the undersigned has duly executed this Officers Certificate this 9th day of September, 2004.



              Andrew Carriline
       The Mortgage Company Pty limited


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Westpac Securitisation Management Pty Limited
____________________________________________________


By /s/ Peter Walden - Director
____________________________________________________
 22 September 2004



Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Christopher Bannister - Director
____________________________________________________
 22 September 2004



By /s/ Curt Zuber - Director
____________________________________________________
 22 September 2004